Form 10-Q
period 1996-03-31
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1996-05-29
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
             March 31, 1996                        33-19038



                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
              (Exact name of registrant as specified in its charter)



                                     MISSOURI
          (State or other jurisdiction of incorporation or organization)



                                    43-1507816
                       (I.R.S. Employer Identification No.)



         6300 LAMAR,  P.O. BOX 29217, SHAWNEE MISSION, KANSAS 66201-9217
                                  (913) 236-2000
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                Table of Contents


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - March 31, 1996 and
            December 31, 1995                                       3

            Statements of Income for the Quarters Ended
            March 31, 1996 and 1995                                 4

            Statements of Cash Flow for the Quarters Ended
            March 31, 1996 and  1995                                5

            Notes to Financial Statements                         6-8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

             PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                               March 31,     December 31,
                                                 1996            1995
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $ 6,208,491     $ 7,362,387
       Less accumulated depreciation           3,388,787       4,376,718
       Less allowance for loss on
         investment property                     650,000         650,000
         Investment property, net              2,169,704       2,335,669
     Cash and cash equivalents                   529,767         386,282
     Rents and other receivables                  87,025         138,605

           Total assets                      $ 2,786,496     $ 2,860,556
                                              ==========      ==========
     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $     3,677     $     6,527
       Accounts payable                           69,707          64,972
       Unearned rental income                      6,113               -
       Deferred gain on sale of asset            199,989         218,413

           Total liabilities                     279,486         289,912

     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    32,741          41,566
         Cumulative cash distributions          (373,323)       (367,962)
                                                (339,582)       (325,396)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                   806,400         735,163
         Cumulative cash distributions        (8,667,693)     (8,547,008)
                                               2,846,592       2,896,040
           Total partners' equity accounts     2,507,010       2,570,644

           Total liabilities and partners'
             equity                          $ 2,786,496     $ 2,860,556
                                              ==========      ==========




                 See accompanying notes to financial statements.

             PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                  For the Quarters Ended March 31, 1996 and 1995

                                         1996             1995
     Revenue:
       Rental income                 $   50,130       $  204,650
       Interest income                    4,235           27,614
       Gain on sale of
         investment property            298,650          697,696
       Provision for loss on
         investment property                  -         (650,000)

          Total revenue                 353,015          279,960

     Expenses:
       Depreciation                     131,931          188,171
       General and administrative       158,672           48,043
          Total expenses                290,603          236,214


     Net income                      $   62,412       $   43,746
                                      =========        =========





                 See accompanying notes to financial statements.

             PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                                   (Unaudited)
                  For the Quarters ended March 31, 1996 and 1995

                                                      1996         1995

     Cash flows from operating activities:
       Net income                                 $   62,412   $   43,746
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization             131,931      188,171
           Gain on sale of investment
             property                               (298,650)    (697,696)
           Provision for loss on
             investment property                           -      650,000

       Changes in assets and liabilities:
         Receivables                                  51,579       (3,728)
         Due to affiliates                            (2,850)      (7,186)
         Accounts payable                              4,735      (50,130)
         Unearned rental revenue                       6,113      (70,425)
           Net cash provided by operating
           activities                                (44,730)      52,752

     Cash flows from investing activities:
       Disposition of investment property            314,260    1,416,629

     Cash flows from financing activities:
       Cash distribution to Partners                (126,045)    (563,475)

     Net increase in cash and
       cash equivalents                              143,485      905,906

     Cash and cash equivalents at
       beginning of period                           386,282      952,851

     Cash and cash equivalents at end of
       period                                     $  529,767   $1,858,757
                                                   =========    =========






                 See accompanying notes to financial statements.

             PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

          In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows.

     (1) Summary of Significant Accounting Policies

         Organization

         Pershing Lease Income Limited Partnership II (the "Partnership") was organized under the Missouri Revised Uniform Limited Partnership Act on February 24, 1989. The Partnership was formed to invest primarily in equipment to be leased to third parties. The initial capital of $1,500 represented capital contributions of $1,000 by Waddell & Reed Leasing, Inc. (the General Partner) and $500 from the initial Limited Partner. The Amended Agreement of Limited Partnership authorized the issuance of up to 60,000 Limited Partnership units at a price of $500 per unit and up to 20,000 additional units. The Partnership had an initial closing and twelve subsequent closings. The closings occurred on November 1, 1989, December 11, 1989, January 9, 1990, February 9, 1990, March 9, 1990, April 10, 1990, May 9, 1990,
     June 11,  1990,  July 11,  1990, August 9,  1990,  September 12,  1990,
     October 10, 1990 and November 1, 1990 with subscribers purchasing 6,887, 1,987, 2,264, 1,293, 904, 1,241, 1,071, 1,461, 1,114, 1,314,
     2,050, 672 and 1,879 units, respectively.

         Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Any distributable cash from sales shall be distributed 99% to the Limited Partners and 1% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner.

             Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)

         The General Partner contributed $1,000 for its General Partnership interest. The General Partner is not required to make any other capital contributions except under certain limited circumstances upon termination of the Partnership.

         Basis of Presentation

         The Partnership financial statements are presented on the accrual basis of accounting.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and short-term investments with original maturities of less than ninety days.

         Investment Property

         Investment property consists primarily of aircraft, mining equipment, and forklifts. At March 31, 1996 and December 31, 1995, the Partnership owned investment property, with a depreciable cost basis of $6,208,491 and $7,362,387, respectively. The depreciable cost basis at March 31, 1996 and December 31, 1995, includes acquisition fees of $281,531 and $333,855 respectively, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

     On March 29, 1996 the Partnership received an offer from North American Airlines Limited, to purchase, subject to certain conditions, a Fairchild Metro III aircraft, Serial Number AC429, Registration C-FJLF. On April 3, 1996 the Partnership sold the Metro III aircraft, with an original cost basis of $1,666,857, to North American Airlines Limited for $500,000. The net book value of the aircraft was $763,539 which resulted in a book loss of $263,539.

             Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)


         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at March 31, 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancellable operating leases follow:


                    Year             Amount
                    1996           $ 11,012
                    1997                  0

                                   $ 11,012
                                    =======


     (3) Related Party Transactions

            Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended March 31, 1996 are as follows:

            Management fees                                $  2,538
            Reimbursable operating expenses                   5,728

                                                           $  8,266
                                                            =======

            At March 31, 1996, the following costs were due to the General Partner or affiliates:

            Management fees                                $  1,717
            Reimbursable operating expenses                   1,960

                                                           $  3,677
                                                            =======

            Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources
          The Partnership believes it has sufficient liquidity to pay operating expenses and fund cash distributions. The Partnership also believes that rental income and proceeds from sales will provide sufficient resources to meet obligations.

     Partnership Operations
          Rental income for the quarter was $50,130; down $154,520 from the first quarter of 1995 due to the sale of investment property and lease expirations. A Fokker F-27 aircraft has been off lease since October, 1994. To reduce the net book value of the aircraft to its estimated market value, the Partnership recorded an allowance of $650,000 in January 1995.

          Depreciation expense for the quarter was $131,931, down $56,240 from the first quarter of 1995 due to the sale of $1.3 million in equipment since first quarter 1995. General and administrative expense was $158,672 for the quarter; up $110,629 from last year due to an increase in aircraft maintenance expense.

     Cash from Operations and Distributable Cash from Operations
          Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended March 31, 1996 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $   50,130
           Cash from sales                                   364,327
           Interest income                                     4,235
              Total cash inflow                              418,692

           Operating expenses                               (156,134)
           Cash from operations                              262,558

           Reserve for distributions and operations           69,747
           Partnership management fee                         (2,538)

              Distributable cash from operations          $  329,767
                                                           =========

                  Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Cash from Operations and Distributable Cash from Operations (cont.)

     Allocation of Distributable Cash from Operations and Sales:

                               Operations        Sales        Total
           Limited Partners    $  14,732      $  311,117   $  325,849
           General Partner           775           3,143        3,918

                               $  15,507      $  314,260   $  329,767
                                ========       =========    =========

          On February 28, 1996, the cash distributions for the fourth quarter of 1995 in the amount of $120,685 were made to the Limited Partners of record on December 31, 1995.

            Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                                Equipment Summary
                                   (Unaudited)

     Lessee
     Container Corporation of America
     Eveleth Expansion Co.
     Jefferson Smurfit Corporation



                                                      Acquisition
     Equipment Description                                Cost
     Aircraft                                         $ 5,888,575
     Heavy Duty Equipment                                 140,365
     Forklifts                                            179,551

                                                      $ 6,208,491
                                                       ==========

             Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

              Not applicable.

     Item 2.  Changes in Securities.

              Not applicable.

     Item 3.  Default Upon Senior Securities.

              Not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders.

              Not applicable.

     Item 5.  Other Information.

              Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits  - None.

              (b) Form 8-K - There have been no reports on Form
                  8-K.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                   (Registrant)


                              By:        /s/ Michael D. Strohm
                                  Michael D. Strohm, as Executive Vice
                                  President, and Assistant Treasurer
                                  of the General Partner

                              Date:     May 21, 1996



                              By:   /s/ Robert L. Hechler
                                  Robert L. Hechler, as Vice President
                                  Treasurer and Director of the General
                                  Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:     May 21, 1996