Form 10-Q
period 1996-06-30
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1996-08-28
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
             June 30, 1996                          33-19038

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
              (Exact name of registrant as specified in its charter)



                                     MISSOURI
          (State or other jurisdiction of incorporation or organization)



                                    43-1507816
                       (I.R.S. Employer Identification No.)



          6300 LAMAR,  P.O. BOX 29217, SHAWNEE MISSION KANSAS 66201-9217
                                  (913) 236-2000
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - June 30, 1996 and
            December 31, 1995                                       3

            Statements of Income for the Quarters and Six
            Months Ended June 30, 1996 and 1995                     4

            Statements of Cash Flow for the Six Months Ended
            June 30, 1996 and 1995                                  5

            Notes to Financial Statements                         6-8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                                June 30,     December 31,
                                                  1996           1995
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $ 4,484,134     $ 7,362,387
       Less accumulated depreciation           2,534,898       4,376,718
       Less allowance for loss on
         investment property                     650,000         650,000
       Investment property, net                1,299,236       2,335,669
     Cash and cash equivalents                   775,437         386,282
     Rents and other receivables                  50,940         138,605
     Account receivable Pershing Lease
       Partnership                                 1,222               -

           Total assets                      $ 2,126,835     $ 2,860,556
                                              ==========      ==========

     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $     2,776     $     6,527
       Accounts payable                           87,137          64,972
       Unearned rental income                      4,814               -
       Deferred gain on sale of asset            185,278         218,413

           Total liabilities                     280,005         289,912

     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    38,886          41,566
         Cumulative cash distributions          (377,241)       (367,962)
                                                (337,355)       (325,396)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                   469,842         735,163
         Cumulative cash distributions        (8,993,542)     (8,547,008)
                                               2,184,185       2,896,040
           Total partners' equity accounts     1,846,830       2,570,644

           Total liabilities and partners'
             equity                          $ 2,126,835     $ 2,860,556
                                              ==========      ==========







                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)


                              Six Months Ended          Quarter Ended
                                  June 30                  June 30
                               1996         1995       1996        1995

     Revenue:
       Rental income        $  66,813   $ 343,981   $  16,682   $ 139,331
       Interest income         14,642      46,634      10,407      19,020
       Gain (loss) on sale
         of investment
         property              48,907     702,547    (249,743)      4,851
       Provision for loss
         on investment
         property                   -    (650,000)          -           -
          Total revenue       130,362     443,162    (222,654)    163,202

     Expenses:
       Depreciation           226,745     373,856      94,814     185,685
       General and
         administrative       171,617      66,124      12,944      18,081
          Total expenses      398,362     439,980     107,758     203,766


     Net income (loss)      $(268,000)  $   3,182   $(330,412)  $ (40,564)
                             ========    ========    ========    ========






















                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                        For the Six Months ended June 30,

                                                         1996         1995

     Cash flows from operating activities:
       Net income                                   $  (268,000)  $     3,182
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization                226,745       373,856
           Gain on sale of investment property          (48,907)     (702,547)
           Provision for loss on
             investment property                              -       650,000

       Changes in assets and liabilities:
         Receivables                                     87,664         3,716
         Accounts Receivable Pershing Lease Prtshp       (1,222)            -
         Due to affiliates                               (3,751)        6,836
         Accounts payable                                22,165       (36,896)
         Unearned rental income                           4,814       (88,282)
           Net cash provided by operating
             activities                                  19,508       209,865

     Cash flows from investing activities:                    -             -
       Disposition of investment property               825,460     1,448,443

     Cash flows from financing activities:
       Cash distribution to Partners                   (455,813)   (2,104,492)

     Net increase (decrease) in cash and
       cash equivalents                                 389,155      (446,184)

     Cash and cash equivalents at
       beginning of period                          $   386,282   $   952,851

     Cash and cash equivalents at end of
       period                                       $   775,437   $   506,667
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

         Cash and Cash Equivalents

         Cash and cash equivalents in the accompanying statements of cash flows include cash on hand and short-term investments with original maturities of less than ninety days.

         Investment Property

         Investment property consists primarily of aircraft, construction equipment, computer equipment, textile equipment, mining equipment and forklifts. At June 30, 1996 and December 31, 1995, the Partnership owned investment property, with a depreciable cost basis of $4,484,134 and $7,362,387, respectively. The depreciable cost basis at June 30, 1996 and December 31, 1995, includes acquisition fees of $203,338 and $333,855 respectively, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

         Organization Costs

         Organization costs consist of legal and related costs to form the Partnership and are being amortized over a five year period on a straight-line basis.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at June 30, 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)

     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancellable operating leases follow:

                    Year               Amount
                    1996              $16,211
                    1997                1,750
                                      $17,961
                                       ======


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended June 30, 1996 are as follows:

         Management fees                                $  3,372
         Reimbursable operating expenses                   5,499

                                                        $  8,871
                                                         =======

          At June 30, 1996, the following costs were due to the General Partner or affiliates:

         Management fees                                $    274
         Reimbursable operating expenses                   2,502

                                                        $  2,776
                                                         =======

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources

        At June 30, 1996 the Partnership had sufficient cash to satisfy the current Partnership obligations and provide a working capital reserve.

        At June 30, 1996, the Partnership had $4.5 million of equipment on an original cost basis. Of this equipment, $121 thousand was leased on a month to month basis, $140 thousand was on a lease scheduled to expire January 31, 1997 and $4.2 million was in inventory. Because the amount of equipment on lease has declined, the cash generated from rental income will be limited. Most of the cash needed to fund future distributions and expenses will most likely be the proceeds from sales of equipment.

     A Fokker F-27 aircraft with an original cost basis of $4.2 million accounts for the equipment in inventory. It has been off lease since October 1994 and we believe it will most likely be sold rather than leased again. When it is sold, we plan to begin the process of closing the Partnership will be initiated.

     Partnership Operations

        Rental income for the quarter was $17,000; down $122,000 from the second quarter of 1995 due to the sale of investment property and lease expirations. A Fokker F-27 aircraft with an original cost basis of $4.2 million has been off lease since October, 1994. To reduce the net book value of the aircraft to its estimated market value, the Partnership recorded an allowance of $650,000 in the first quarter of 1995.

        Net loss for the quarter was $330,412 due primarily to the sale of a Fairchild Metro III aircraft, Serial Number AC429, Registration C-FJLF, with an original cost basis of $1,666,857, to North American Airlines Limited for $500,000. The net book value of the airplane was $764,000 which resulted in a book loss of $264,000. This loss was partially offset by the gain on sales of other equipment.

        Depreciation expense for the quarter was $95,000, down $91,000 from the second quarter of 1995 due to the sale of $3.4 million in equipment. General and administrative expense was $13,000 for the quarter; down $5,000 from last year.

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Cash from Operations and Distributable Cash from Operations

        Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended June 30, 1996 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $ 16,682
           Cash from sales                                 550,718
           Interest income                                  10,407
              Total cash inflow                            577,807

           Operating expenses                               (9,572)
              Cash from operations                         568,235

           Reserve for distributions and operations         (3,682)
           Partnership management fee                       (3,372)

              Distributable cash from operations          $561,181
                                                           =======


     Cash from Operations and Distributable Cash from Operations (cont.)

     Allocation of Distributable Cash from Operations and Sales:

                               Operations       Sales       Total
         Limited Partners       $  9,940      $545,211    $555,151
         General Partner             523         5,507       6,030

                                $ 10,463      $550,718    $561,181
                                 =======       =======     =======


        On May 30, 1996, the cash distributions for the first quarter of 1996 in the amount of $325,850 were paid to the Limited Partners of record on March 31, 1996.

                  Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                                Equipment Summary
                                   (Unaudited)

     Lessee
     Container Corporation of America
     Eveleth Expansion Co.
     Jefferson Smurfit Corporation


                                                      Acquisition
     Equipment Description                                Cost
     Aircraft                                         $ 4,222,717
     Heavy Duty Equipment                                 140,365
     Forklifts                                            121,052

                                                      $ 4,484,134
                                                       ==========

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


                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                   (Registrant)


                              By:    /s/ Michael D. Strohm
                                  Michael D. Strohm, as Executive Vice
                                  President, and Assistant Treasurer
                                  of the General Partner

                              Date:   August 26, 1996



                              By:     /s/ Robert L. Hechler
                                  Robert L. Hechler, President, Treasurer
                                  Director of the General Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:   August 26, 1996