Form 10-Q
period 1996-09-30
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1996-12-02
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
           September 30, 1996                       33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - September 30, 1996 and
            December 31, 1995                                       3

            Statements of Income for the Quarters and Nine
            Months Ended September 30, 1996 and 1995                4

            Statements of Cash Flow for the Nine Months Ended
            September 30, 1996 and 1995                             5

            Notes to Financial Statements                         6-8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                             September 30,   December 31,
                                                  1996           1995
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $ 4,363,082     $ 7,362,387
       Less accumulated depreciation           2,534,923       4,376,718
       Less allowance for loss on
         investment property                     650,000         650,000
       Investment property, net                1,178,159       2,335,669
     Cash and cash equivalents                   279,557         386,282
     Rents and other receivables                   6,363         138,605

                                             $ 1,464,079     $ 2,860,556
           Total assets                       ==========      ==========


     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $     3,215     $     6,527
       Accounts payable                           26,458          64,972
       Unearned rental income                          -               -
       Deferred gain on sale of asset            168,405         218,413
       Due to Pershing Lease Income
         Limited Partnership                      25,102               -

           Total liabilities                     223,180         289,912

     Partners' Equity:
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    38,445          41,566
         Cumulative cash distributions          (383,907)       (367,962)
                                                (344,462)       (325,396)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                   426,169         735,163
         Cumulative cash distributions        (9,548,693)     (8,547,008)
                                               1,585,361       2,896,040
           Total partners' equity accounts     1,240,899       2,570,644

           Total liabilities and partners'
             equity                          $ 1,464,079     $ 2,860,556
                                              ==========      ==========







                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Nine Months
                        Ended September 30, 1996 and 1995

                                Nine Months Ended         Quarter Ended
                                  September 30             September 30
                                 1996        1995       1996       1995

     Revenue:
       Rental income          $  76,772  $ 483,312   $   9,959  $ 139,331
       Interest income           21,906     50,733       7,264      4,099
       Gain on sale of
         investment property     90,433    702,547      41,526          -
       Provision for loss on
        investment property           -   (650,000)          -          -
          Total revenue         189,111    586,592      58,749    143,430

     Expenses:
       Depreciation             319,152    559,305      92,406    185,449
       General and
         administrative         182,073     80,148      10,457     14,024
          Total expenses        501,225    639,453     102,863    199,473


     Net income               $(312,114) $ (52,861)  $ (44,114) $ (56,043)
                               ========   ========    ========   ========





















                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
              For the Nine Months ended September 30, 1996 and 1995

                                                       1996        1995

     Cash flows from operating activities:
       Net income                                 $  (312,114) $   (52,861)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization              319,152      559,305
           Gain on sale of investment property        (90,433)    (702,547)
           Provision for loss on
             investment property                            -      650,000

       Changes in assets and liabilities:
         Receivables                                  132,242       (1,493)
         Prepaid insurance                                  -          506
         Due to affiliates                             (3,312)      (9,611)
         Accounts payable                             (38,514)     (26,727)
         Due to Pershing Lease Income Limited
           Partnership                                 25,102            -
         Unearned rental income                             -      (87,393)
           Net cash provided by operating
             activities                                32,123      329,179

     Cash flows from investing activities:
       Disposition of investment property             878,782    1,448,443

     Cash flows from financing activities:
       Cash distribution to Partners               (1,017,630)  (2,357,226)

     Net increase (decrease) in cash and
       cash equivalents                              (106,725)    (579,604)

     Cash and cash equivalents at
       beginning of period                        $   386,282  $   952,851

     Cash and cash equivalents at end of
       period                                     $   279,557  $   373,247
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

         Investment Property

         Investment property consists primarily of aircraft and mining equipment. At September 30, 1996 and December 31, 1995, the Partnership owned investment property, with a depreciable cost basis of $4,363,082 and $7,362,387, respectively. The depreciable cost basis at September 30, 1996 and December 31, 1995, includes acquisition fees of $197,849 and $333,855 respectively, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

         Organization Costs

         Organization costs consist of legal and related costs to form the Partnership and are being amortized over a five year period on a straight-line basis.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at September 30, 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)

     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancellable operating leases follow:

                    Year              Amount
                    1996           $    5,250
                    1997                1,750
                    1998                    -
                                   $    7,000
                                    =========


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended September 30, 1996 are as follows:

         Management fees                                $    508
         Reimbursable operating expenses                   6,562

                                                        $  7,070
                                                         =======

          At September 30, 1996, the following costs were due to the General Partner or affiliates:

         Management fees                                $    207
         Reimbursable operating expenses                   3,008

                                                        $  3,215
                                                         =======

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

        At  September  30,  1996  the Partnership had sufficient  cash   to
     satisfy the current Partnership obligations and provide a working capital reserve.

        At September 30, 1996, the Partnership had $4.4 million of equipment on an original cost basis. Of this equipment, $140 thousand was on a lease scheduled to expire January 31, 1997 and $4.2 million was in inventory. Because the amount of equipment on lease has substantially declined, the cash generated from rental income will be limited and distributions may need to be suspended until the remaining equipment is sold.

     A Fokker F-27 aircraft with an original cost basis of $4.2 million accounts for the equipment in inventory. It has been off lease since October 1994 and we believe it will most likely be sold rather than leased again. When it is sold, we plan to begin the process of closing the Partnership.

     Partnership Operations

        Rental income for the quarter was $10,000; down $129,000 from the third quarter of 1995 due to the sale of investment property and lease expirations. A Fokker F-27 aircraft with an original cost basis of $4.2 million has been off lease since October, 1994. To reduce the net book value of the aircraft to its estimated market value, the Partnership recorded an allowance of $650,000 in the first quarter of 1995. The lease on the remaining equipment is scheduled to expire during the first quarter of 1997. Future distribution rates will depend on the results of remarketing this equipment.

        Depreciation expense for the quarter was $92,000, down $93,000 from the third quarter of 1995 due to the sale of $3 million in equipment. General and administrative expense was $10,000 for the quarter; down $4,000 from last year.

                        Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Cash from Operations and Distributable Cash from Operations

        Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended September 30, 1996 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $  9,959
           Cash from sales                                  98,175
           Interest income                                   7,264
              Total cash inflow                            115,398

           Operating expenses                               (9,948)
              Cash from operations                         105,450

           Reserve for distributions and operations         (1,094)
           Partnership management fee                         (508)

              Distributable cash from operations          $103,848
                                                           =======


     Allocation of Distributable Cash from Operations and Sales:

                               Operations       Sales       Total
         Limited Partners       $  5,389      $ 97,193    $102,582
         General Partner             284           982       1,266

                                $  5,673      $ 98,175    $103,848
                                 =======       =======     =======


        On August 29, 1996, the cash distributions for the second quarter of 1996 in the amount of $555,151 were paid to the Limited Partners of record on June 30, 1996.

                   Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                                Equipment Summary
                                   (Unaudited)

     Lessee
     Eveleth Expansion Co.


                                                      Acquisition
     Equipment Description                                Cost
     Aircraft                                         $ 4,222,717
     Heavy Duty Equipment                                 140,365

                                                      $ 4,363,082
                                                       ==========

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

     Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits  - None.

              (b) Form 8-K - An 8-K was filed on July 29, 1996, indicating under Item 6 that there had been a Resignation of Registrant's Directors. On July 12, 1996, Robert L. Hechler was appointed President and Director of Waddell & Reed Leasing, Inc., the General Partner of Pershing Lease Income Limited Partnership II due to the retirement of George L. Wirkkula, former President and Director. No financial statement were filed with this report.

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

                              Date:   November 26, 1996



                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, President, Treasurer
                                  Director of the General Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:   November 26, 1996