Form 10-K
period 1996-12-31
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1997-03-31
CIK 847582

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-K


     Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]
     For the Fiscal Year ended December 31, 1996


     Commission File Number      33-19038


     PERSHING LEASE INCOME LIMITED PARTNERSHIP II
     (Exact name of registrant as specified in its charter)


                   MISSOURI                            43-1507816
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)


     6300 LAMAR P.O. BOX 29217 SHAWNEE MISSION, KANSAS 66201-9217 (Address principal executive offices)

     Registrant's telephone number, including area code (913) 236-2000


     Securities registered pursuant to Section 12(b) of the Act:
          Title of each class              Name of each exchange on
                                               which registered
                None                                  None


           Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest


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

       State  the   aggregate  market  value of the  voting  stock  held  by
     non-affiliates of the registrant.
                         Not applicable, since securities are non-voting.

                                      Part I


     Item 1.  Business

     Pershing Lease Income Limited Partnership II (the "Partnership") is a limited partnership organized under the provisions of the Missouri
     Revised Uniform Limited Partnership Act on February 24, 1989. As of December 31, 1996, the Partnership consisted of a General Partner and 1,254 Limited Partners owning 24,137 Units of limited partnership interest of $500 each (the "Units"), except that employees of the
     General Partner and employees and securities representatives of the affiliates purchased Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing July 10, 1989, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10 of this Report, the General Partner is Waddell & Reed Leasing, Inc., a Missouri corporation.

     The Partnership was organized to engage in the business of acquiring diversified types of equipment and leasing such equipment to others on a short-term basis under operating leases. The Partnership's principal objectives are:

     1.   To   provide  quarterly  distributions  of  cash  to  the  Limited
     Partners from leasing revenues and from the proceeds or sale of other disposition of Partnership Equipment; and

     2. To maintain equipment residual values for ultimate sale or other disposition.

     The Partnership was formed primarily for investment purposes and not as a "tax shelter".

     The life of the Partnership shall terminate on December 31, 2007, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership.

     The Partnership had a total of thirteen closings. The closings occurred on November 1, 1989, December 11, 1989, January 9, 1990, February 9, 1990, March 9, 1990, April 10, 1990, May 9, 1990, June 11,
     1990,  July 11,  1990, August 9, 1990, September 12, 1990,  October 10,
     1990 and November 1, 1990 with subscribers purchasing 6,887, 1,987, 2,264, 1,293, 904, 1,241, 1,071, 1,461, 1,114, 1,314, 2,050, 672, and
     1,879 units, respectively, being admitted on such dates.

     Total equipment purchased through December 31, 1996 was $12,280,663 including acquisition fees. The Partnership has sold $7,917,580 of equipment as of December 31, 1996 leaving $4,363,083 invested in equipment. At the end of 1996, there was one lease in place with one lessee. The acquisition of these leases and equipment is described more fully in Item 2 of this Report and Notes 1 and 2 to the financial statements included in Item 8.

     Under the Amended Limited Partnership Agreement, the General Partner, Waddell & Reed Leasing, Inc., is solely responsible for the management of the Partnership's business. Waddell & Reed Leasing, Inc. is a wholly owned subsidiary of Waddell & Reed, Inc. and was incorporated in Missouri in October 1987 to serve as the General Partner, and to manage and control the business and affairs, of the Partnership.

     The General Partner has also entered into an agreement dated as of February 15, 1989 (the "Agency Agreement") with NEMLC Leasing
     Corporation (the "Agent") which was acquired by BOT Service Corporation, a wholly owned subsidiary of The Bank of Tokyo Trust Company which is a subsidiary of The Bank of Tokyo Limited. Pursuant to the Agency Agreement, the Agent will assist the General Partner in performance of certain of its responsibilities on behalf of the Partnership, including identification, evaluation and negotiation of specific equipment investments suitable for the Partnership, management of the Equipment while it is under lease and remarketing of equipment coming off lease.

     The Partnership's investments in capital equipment are and will continue to be subject to various risk factors. The principal business risk associated with ownership and operation of the equipment is the uncertainty of keeping all of the equipment fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sale proceeds or salvage value, an acceptable rate of return. Other risk factors include:

     1.   Technological  and  economic   equipment  obsolescence,   physical
     deterioration  and  malfunction,   risks  attendant  upon  defaults  by
     lessees and credit losses.

     2. Residual values of equipment. The Partnership's return on its investment in equipment will depend in part upon the continuing value of such equipment, which in turn depends among other things upon (1) the quality of the equipment; (2) the condition of the equipment; (3) the timing of the equipment's acquisition; (4) the demand for used equipment; (5) the cost of comparable new equipment; (6) the technological obsolescence of the equipment;
     (7) the General Partner's ability to forecast technological changes which may reduce the value of equipment; and (8) market factors.

     3. Competition from full payout lessors. In connection with operating leases, the Partnership will encounter considerable competition from those offering full payout leases, which are written for a longer term and a lower rate than the Partnership's operating leases will offer.

     4. Competition from manufacturers. Leases offered by the Partnership will compete with operating leases and full payout leases offered by the manufacturers in their lease programs. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance service (including possible equipment substitution rights), warranty services and trade-in privileges.

     5. Other competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating  leases  or  full  payout leases,  many of  which  will  have
     greater   financial   resources   than   the   Partnership   and   more
     experience than the General Partner. The Partnership will compete in the leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as with financial institutions.

     6. Changes in technology. The General Partner intends to establish lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the value of certain equipment and make such Equipment difficult to re-lease.

     The Partnership owned three primary types of equipment during 1996; (1) aircraft; (2) mining equipment; and (3) forklifts and leased the equipment to corporations under operating leases. Rental income generated in 1996 from the three equipment types was $29,000, $24,619, and $28,403, respectively.

     Item 2.  Properties.

     At December 31, 1996, the Partnership owned capital equipment, with an original cost basis of $4,363,083. There was one lease in effect for equipment with a cost basis of $140,365. All purchases of capital equipment were subject to a 4.75% acquisition fee paid to the General Partner.




     Item 3.  Legal Proceedings.

     There   are  no  material  pending  legal  proceedings  to  which   the
     Partnership is a party or of which any of its equipment or leases is the subject.




     Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     Part II


     Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

     (a)  Market Information

     The Partnership's outstanding securities consist of Units of Limited Partnership Interest ("Units) which were sold for $500 each. As of December 31, 1996, 24,137 Units had been sold to the public at a price of $500 per Unit (except for 97 Units which were sold for a net price of $460 per Unit to employees of affiliates of the General Partner and is securities representatives of its affiliates).

     There is no public market for the Units, and it is not anticipated that such a public market will develop.

     (b)  Approximate Number of Security Holders

                            Number of                Number of Units
                           Unit holders                    as of
     Title of Class      as of 12/31/96                  12/31/96
     Units of Limited
     Partnership
     Interest                 1,257                       24,137

     (c)  Dividend History and Restrictions

     During the year ended December 31, 1990 and the eleven months ended December 31, 1989, the Partnership had an initial closing and twelve subsequent closing admitting partners holding a total of 24,137 units. The final admission date to admit partners into the partnership was November 1, 1990. Pursuant to Section 8 of the Amended Limited Partnership Agreement, the Partnership's Distributable Cash from Operations for each year will be determined and will be distributed to the Partners. The Partnership distributions were:

                    Distributions             Distributions
                        To The                    To The
                  Limited Partners           General Partner
         1990       $  701,096                 $  36,900
         1991        1,266,166                    66,640
         1992        1,274,433                    67,076
         1993        1,274,434                    67,075
         1994        1,593,042                    83,844
         1995        2,437,837                    46,427
         1996        1,104,268                    16,574

      The Partnership did not make a distribution in 1989.

     "Cash from Operations" means the net cash provided by the Partnership's normal operations after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations.

     Each   distribution  of  Distributable  Cash  from  Operations  of  the
     Partnership shall be made 95% to the Limited Partners and 5% to the General Partner. For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a partnership management fee equal to 5% of the cash received from rents.

     Any distributable cash from sales or refinancing will be distributed 99% to the Limited Partners and 1% to the General Partner until Payout. Payout is the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash from Operations and of Distributable Cash from Sales or Refinancing equal the aggregate amount of the Limited Partners' original Invested Capital plus a cumulative 8% annual return on their aggregate unreturned Invested Capital. After payout has occurred, any distributable cash from sales or refinancing will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original capital contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by .0625% for each 1% leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners.

     Any Distributable Cash from Operations will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's first closing date. Each such distribution will be described in a statement sent to the Limited Partners.

     Items 6.  Selected Financial Data.

     The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto, which are included in Items 7 and 8 of this report.


                              As of and      As of and       As of and
                               for the        for the         for the
                             Year Ended      Year Ended      Year Ended
                              12/31/96        12/31/95        12/31/94
     Operating Data
       Rental Income        $    82,022     $   592,831     $ 1,844,918
       Interest Income           23,559          54,233          23,634
       Net Income (Loss)       (628,023)       (134,521)        174,881

     Balance Sheet Data
       Cash and Cash
         Equivalents            156,932         386,282         952,851
       Investment
         Property,net           834,336       2,335,669       4,576,192
       Total Assets             991,268       2,860,556       5,532,939
       Partners' Equity         821,779       2,570,644       5,189,429


      Per Unit Data                1996            1995            1994

        Net Income (Loss)       $(25.76)        $ (5.52)         $ 7.03

        Distribution              45.75          101.00           66.00

     Item  7.  Management's  Discussion and Analysis of Financial  Condition
                 and Results of Operations.
     General

     On November 1, 1989, the Partnership had its first closing and received from the escrow account $3,441,340 representing 6,887 Units of Limited Partnership Interest. During 1990 and 1989, the Partnership had an additional twelve closings and received from the escrow account $8,623,280 representing 17,250 Units of Limited Partnership Interest. Of these amounts, the Partnership received proceeds from the sale of 97 units at a price net of sales commission for sales to employees and securities representatives of affiliates of the General Partner who were allowed to purchase units for a net price of $460 per Unit.

     Results of Operation

     For  the  years ended December 31,  1996 and 1995 and 1994  net  income
     (loss) was $(628,023),  $(134,521), and $174,881, respectively, and net income (loss) per limited partnership unit was $(25.76), $(5.52), and $7.03, respectively.

     Total revenue for the year ended December 31, 1996 was $(8,143), $726,056 less than 1995. The decrease was due to lower rental income, gains from sales of equipment, and provision for loss on investments. Depreciation expense for 1996 was $429,289, a decreased of $307,143 due to declining depreciation rates and the sale of equipment. General and administrative expenses for the period were $190,591, an increase of $74,589 due to higher aircraft maintenance costs.

     The Partnership is in the re-marketing phase of its' operations during which equipment is re-leased or sold as initial leases expire. During the year, the Partnership sold on a depreciable cost basis $3 million of equipment. At the end of 1996, the Partnership had $140 thousand of equipment on lease and $4.2 million of equipment in inventory, which is attributable to a Fokker F-27 aircraft. The Fokker F-27 has been off lease since October 1994 and generated $564,000 of income in 1994. Leases will expire on the remainder of the Partnership equipment during 1997. Future cash distribution rates will depend on the results of re-marketing the equipment.

     Total revenue for the year ended December 31, 1995 was $718 thousand; down $1.2 million from 1994 due to lower rental income. Depreciation expense for 1995 was about $736 thousand, a decreased of $673 thousand due to declining depreciation rates and sales of equipment. General and administrative expenses for the period were $372 thousand, a decrease of $255 thousand in 1995 due to lower aircraft maintenance costs.


     Liquidity and Capital Resources

     The Partnership anticipates that cash generated from operations and sales in 1997 will be sufficient to meet its' obligations and fund distributions.

     It is possible that the Partnership may sell the remainder of it's equipment during 1997. If the Partnership does sell the equipment during 1997, it may cease operations and distribute any cash that remains after paying expenses by the end of the year.

     Item 8.  Financial Statements and Supplementary Data.


                           INDEPENDENT AUDITORS' REPORT




     To the Partners of Pershing Lease Income
       Limited Partnership II:

     We have audited the financial statements of Pershing Lease Income Limited Partnership II as listed in Item 14(a)1 on page 23. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pershing Lease Income Limited Partnership II as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                     KPMG Peat Marwick LLP


     Kansas City, Missouri
     February 7, 1997

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets
                            December 31, 1996 and 1995


       Assets                                         1996           1995
       Investment property:
         Cost                                     $ 4,363,083    $ 7,362,387
         Less:
           Accumulated depreciation                 2,628,747      4,376,718
           Allowance for loss on investment           900,000        650,000
             Investment property, net                 834,336      2,335,669
       Cash and cash equivalents                      156,932        386,282
       Rents and other receivables                          -        138,605

               Total assets                       $   991,268    $ 2,860,556
                                                   ==========     ==========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates (Note 3)               $     1,918    $     6,527
         Accounts payable                                 705         64,972
         Deferred gain on sale of assets              166,866        218,413

             Total liabilities                        169,489        289,912

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000          1,000
           Cumulative net income                       35,286         41,566
           Cumulative cash distributions             (384,536)      (367,962)
                                                     (348,250)      (325,396)

         Limited Partners (24,137 units)
           Capital contributions, net of
             offering costs                        10,707,885     10,707,885
           Cumulative net income                      113,420        735,163
           Cumulative cash distributions           (9,651,276)    (8,547,008)
                                                    1,170,029      2,896,040
             Total partners' equity                   821,779      2,570,644
             Total liabilities and partners'
               equity                             $   991,268    $ 2,860,556
                                                   ==========     ==========





                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Operations
               For the Years Ended December 31, 1996, 1995 and 1994


                                            1996         1995        1994
     Revenue:
       Rental income (Note 2)           $   82,022   $  592,831  $1,844,918
       Interest income                      23,559       54,233      23,634
       Net gain on sale of equipment       136,276      720,849      87,864
       Provision for loss on investment   (250,000)    (650,000)          -
          Total revenue                     (8,143)     717,913   1,956,416

     Expenses:
       Depreciation                        429,289      736,432   1,409,726
       General and administrative          190,591      116,002     371,809
            Total expenses                 619,880      852,434   1,781,535


     Net income (loss)                  $ (628,023)  $ (134,521) $  174,881
                                         =========    =========   =========

     Net income (loss) attributable
       to Limited Partners              $ (621,743)  $ (133,176) $  169,651
                                         =========    =========   =========

     Net income (loss) per Limited
       Partnership Unit                 $   (25.76)  $    (5.52) $     7.03
                                         =========    =========   =========













                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                          Statements of Partners' Equity
              For the  Years Ended December 31, 1996, 1995 and 1994

                                   General        Limited
                                   Partner        Partners        Total
       Partners' Equity
        (Deficit) at
         December 31, 1993       $(199,010)    $ 6,890,444    $ 6,691,434

         Net Income                  5,230         169,651        174,881
         Cash Distributions        (83,844)     (1,593,042)    (1,676,886)

       Partners' Equity
        (Deficit) at
         December 31, 1994       $(277,624)    $ 5,467,053    $ 5,189,429

         Net Loss                   (1,345)       (133,176)      (134,521)
         Cash Distributions        (46,427)     (2,437,837)    (2,484,264)

       Partners' Equity
        (Deficit) at
         December 31, 1995       $(325,396)    $ 2,896,040    $ 2,570,644

         Net Loss                   (6,280)       (621,743)      (628,023)
         Cash Distributions        (16,574)     (1,104,268)    (1,120,842)

       Partners' Equity
        (Deficit) at
         December 31, 1996       $(348,250)    $ 1,170,029    $   821,779
                                  ========      ==========     ==========

                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                          (A Missouri Limited Partnership)

                              Statements of Cash Flows
                For the Years Ended December 31, 1996, 1995 and 1994


                                           1996         1995         1994
Cash flows from operating activities:
  Net income (loss)                    $  (628,023) $  (134,521) $   174,881
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization          429,289      736,432    1,424,331
    Net gain on sale of investment
      property                            (136,276)    (720,849)     (87,864)
    Provision for loss on investment       250,000      650,000            -

  Changes in assets and liabilities:
    Receivables                            138,605     (135,201)      38,990
    Prepaid insurance                            -          492         (492)
    Due to affiliates                       (4,609)      (9,240)     (24,755)
    Accounts payable                       (64,267)       5,339       58,396
    Unearned rental income                       -     (101,244)      84,060
    Deferred gain on sale of assets        (51,547)      51,547      166,866
      Net cash provided by (used in)
        operating activities               (66,828)     342,755    1,834,413

Cash flows from investing activities:
    Disposition of investment
      property                             958,320    1,574,940      496,250

Cash flows from financing activities:
    Cash distributions to Partners      (1,120,842)  (2,484,264)  (1,676,886)

Net increase (decrease) in cash and
    cash equivalents                      (229,350)    (566,569)     653,777

Cash and cash equivalents at
    beginning of year                      386,282      952,851      299,074

Cash and cash equivalents at end
    of year                            $   156,932  $   386,282  $   952,851
                                        ==========   ==========   ==========

                  See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                          Notes to Financial Statements

     (1) Summary of Significant Accounting Policies

         Organization

         Pershing Lease Income Limited Partnership II (the "Partnership") was organized under the Missouri Revised Uniform Limited Partnership Act on February 24, 1989. The Partnership was formed to invest primarily in equipment to be leased to third parties. The initial capital of $1,500 represented capital contributions of $1,000 by Waddell & Reed Leasing, Inc. (the General Partner) and $500 from the initial Limited Partner. The Amended Agreement of Limited Partnership authorized the issuance of up to 60,000 Limited Partnership units at a price of $500 per unit and up to 20,000 additional units. The Partnership had an initial closing and twelve subsequent closings. The closings occurred on November 1, 1989, December 11, 1989, January 9, 1990, February 9, 1990, March 9, 1990, April 10, 1990, May 9, 1990,
     June 11,  1990,  July 11,  1990, August 9,  1990,  September 12,  1990,
     October 10, 1990 and November 1, 1990 with subscribers purchasing 6,887, 1,987, 2,264, 1,293, 904, 1,241, 1,071, 1,461, 1,114, 1,314,
     2,050, 672, and 1,879 units, respectively.

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

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued

         Investment Property

         Investment property consists primarily of aircraft and mining equipment. At December 31, 1996 and 1995, the Partnership owned investment property, with a depreciable cost basis of $4,363,083 and $7,362,387, respectively. The depreciable cost basis as of December 31, 1996 and 1995 includes acquisition fees of $197,849 and $333,855, respectively, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

         At December 31, 1996, the Partnership had a Fokker F-27 aircraft with a net book value of $815,690, which was not under a lease agreement and has been for sale since October 1994. An allowance for loss on the Fokker F-27 aircraft in the amount of $900 thousand has been recorded as of December 31, 1996, based on the Partnership's estimate of the investment property's fair market value.

         The Partnership implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. There was no effect of implementation.

         Use of Estimates

         The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Income for financial reporting was less than that reported for income tax purposes for the three years ended December 31, 1996, 1995 and 1994 by $198,453, $600,303, and $139,400, respectively. The difference between income for financial reporting and income tax purposes is principally due to depreciation, prepaid rents, and provision for loss on investment.

         Partners' equity at December 31, 1996 and 1995 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of. Limited Partners' equity for income tax purposes was $4,883,710 as of December 31, 1996.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued

     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancellable operating leases follow:

                      Year              Amount
                      1997              $2,202

     (3) Related Party Transactions

         Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are, as follows:

                                             1996        1995        1994
         Management fees                  $  4,144    $ 29,639    $ 86,646
         Reimbursable operating expenses    22,348      22,689      30,137

                                          $ 26,492    $ 52,328    $116,783
                                           =======     =======     =======

       At December 31, 1996 and 1995, the following costs were due to the General Partner or affiliates:

                                             1996        1995
         Management fees                   $   186     $ 3,404
         Reimbursable operating expenses     1,732       3,123

                                           $ 1,918     $ 6,527
                                            ======      ======

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

     None.




                                     Part III


     Item 10.  Directors and Executive Officers of the Partnership.

     (a-b)  Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, the General Partner of the Partnership is Waddell & Reed Leasing, Inc. Under the Partnership Agreement, the General Partner is solely responsible for the leasing of the Partnership's equipment, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the Directors and Executive Officers of the General Partner at December 31, 1996 are as follows:


            Name                      Title                         Age

     Robert L. Hechler       President, Treasurer and Director       60
     Michael D. Strohm       Executive Vice President and
                               Assistant Treasurer                   45
     Sharon K. Pappas        Secretary and General Counsel           38
     David R. Burford        Assistant Secretary and Assistant
                               General Counsel                       39


     (c)  Identification of certain significant persons

     See Item 10. (a-b)


     (d)  Family relationship

     No family relationship exists between any of the foregoing Directors or Officers.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     (e)  Business experience

     Robert L. Hechler is also President, Chief Executive Officer and a Director of Waddell & Reed, Inc. and President and Director of Waddell & Reed Services Company. He has been employed by Waddell & Reed Services Company and affiliated companies since December 1977 and has also been a Vice President of each Fund in the United Group of Mutual Funds, TMK/United Funds, Inc., and Waddell & Reed Funds, Inc. since December 1977. Mr. Hechler holds a B.S. (1958) from the University of Illinois and an M.B.A. (1967) from the University of Chicago.

     Michael D. Strohm is also Senior Vice President and Controller of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. and affiliated companies since June 1972. Mr. Strohm holds a B.S. (1973) and an M.B.A. (1979) from Rockhurst College.

     Sharon K. Pappas is also Senior Vice President, Secretary and General Counsel of Waddell & Reed, Inc. She has been employed by Waddell & Reed, Inc. and affiliated companies since July 1989 and has also been Secretary of each Fund in the United Group of Mutual Funds, TMK, United Funds, Inc., and Waddell & Reed Funds, Inc. since January 1990, and Vice President of these Funds since December, 1992. Ms. Pappas holds a B.S. (1981) from Kansas State University and a J.D. (1984) from the University of Kansas School of Law.

     David R. Burford is also Assistant Secretary and Associate General Counsel of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. and affiliated companies since May 1985 and has also been Assistant Secretary of each Fund in the United Group of Mutual Funds since February 1987. Mr. Burford holds a B.S. (1979) from the University of Missouri and a J.D. (1982) from Duke University School of Law.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     (f)  Involvement in certain legal proceedings

     The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partner which may be important for the evaluation of any such person's ability and integrity.

     Item 11.  Executive Compensation

     (a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See Note 3 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.


     Item  12.   Security  Ownership  of  Certain  Beneficial  Owners  and
     Management.

     By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:

     1.  Amendment of the Limited Partnership Agreement;

     2.  Termination of the Partnership;

     3.  Removal of the General Partner; and

     4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

     No  person or group is known by the General Partner to own beneficially
     more   than   5%  of  the  Partnership's  24,137  outstanding   Limited
     Partnership Units as of December 31, 1996.

     By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     Item 13.  Certain Relationships and Related Transactions.

     (a), (b), and (c): The General Partner of the Partnership is Waddell & Reed Leasing, Inc. The identification of the General Partners' Directors and Executive Officers is indicated in Item 10 of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General partners, nor were any of the individuals indebted to the Partnership.

     Waddell & Reed, Inc. acted as dealer-manager in connection with the offering of units by the Partnership during the year ended December 31, 1990 and the eleven months ended December 31, 1989. The dealer-manager was entitled to receive commissions in connection therewith from the
     Partnership. Amounts paid or accrued for the commissions during the year ended December 31, 1990 and 1989 totaled $608,800 and $352,800, respectively.

     Waddell & Reed Leasing, Inc. incurred certain expenses in connection with the organization of the Partnership, including preparing the Partnership for qualification under the federal and state securities laws and subsequently offering and distributing the Units to the public. Included in these organizational and offering expenses are legal, accounting, printing costs, filing and qualification fees and disbursements necessary for the organization of the Partnership and the registration and marketing of the Units of Partnership interests. The General Partner was reimbursed an amount equal to up to 4% of the gross proceeds of the Partnership's offering for organizational and offering expenses. Waddell & Reed, Inc. marketed the Units and will provide all administrative functions of the Partnership and will supply substantially all of the General Partner's capital resources. In consideration of the services and capital commitments provided by Waddell & Reed, Inc., they received 2% of the 4% of the offering and organizational expenses received by the General Partner. Waddell & Reed, Inc. and Waddell & Reed Leasing, Inc. were reimbursed these costs in the amount of $305,279 and $177,460 for the years ended December 31, 1990 and 1989, respectively.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     The General Partner has the responsibility for acquiring, financing, leasing and sale of equipment for the Partnership. The General Partner received an acquisition fee of 4.75% for acquiring equipment for the Partnership's portfolio. It also receives a management fee of 5% of gross lease rentals collected for managing the leasing and financing of the Partnership's equipment. BOT Service Corporation proposes equipment acquisitions, leases, financing and refinancing transactions, and equipment sales for the Partnership, and will oversee the operation, management and use of the equipment. BOT will receive 60% of the acquisition fee amount, 40% of all equipment management fee amounts and 100% of all subordinated remarketing fee amounts, respectively, received by the General Partner from the Partnership, and 40% of all cash distributed by the Partnership to the General Partner as its distributive share of such cash. During the years ended December 31, 1996, 1995 and 1994, the Partnership did not pay acquisition fees for those years and paid management fees of $4,144, $29,639, and $86,646, respectively, to the General Partner.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


                                     Part IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

                               Table of Contents

     (a)  1.  Financial Statements:                                 Page

              Independent Auditors' Report                           10
              Balance Sheets - December 31, 1996 and 1995            11
              Statements of Operations - For the Years Ended
                December 31, 1996, 1995 and 1994                     12
              Statements of Partners' Equity - For the Years
                Ended December 31, 1996, 1995 and 1994               13
              Statements of Cash Flows - For the  Years Ended
                December 31, 1996, 1995 and 1994                     14
              Notes to Financial Statements:                      15-17

          2.  Exhibit Index

              All other schedules are omitted as the information is not applicable or is included in the financial statements or related footnotes.

     Exhibit                                        Page Number or
     Numbers           Description            Incorporation by Reference
       3.   Amended Agreement of Limited Partnership                  *

          *Included with Amendment No. 1 to Form S-1, Registration No.
           33-19038, filed with the Securities and Commission on February 24, 1989.


     (b) Reports on Form 8-K

         None.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                   (Registrant)



                              By: /s/ Michael D. Strohm
                                  Michael D. Strohm, Executive Vice
                                  President and Assistant Treasurer
                                  of the General Partner
                                  Date:     March 4, 1997