Form 10-Q
period 1997-03-31
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1997-06-02
CIK 847582

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
             March 31, 1997                        33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - March 31, 1997 and
            December 31, 1996                                       3

            Statements of Income for the Quarters Ended
            March 31, 1997 and 1996                                 4

            Statements of Cash Flow for the Quarters Ended
            March 31, 1997 and  1996                                5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-10

          Equipment Summary                                        11

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                               March 31,     December 31,
                                                 1997            1996
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $ 4,363,083     $ 4,363,083
       Less accumulated depreciation           2,719,924       2,628,747
       Less allowance for loss on
         investment property                     900,000         900,000
         Investment property, net                743,159         834,336
     Cash and cash equivalents                    52,393         156,932

           Total assets                      $   795,552     $   991,268
                                              ==========      ==========
     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $     1,828     $     1,918
       Accounts payable                              765             705
       Deferred gain on sale of asset            166,866         166,866

           Total liabilities                     169,459         169,489

     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    34,937          35,286
         Cumulative cash distributions          (386,163)       (384,536)
                                                (350,226)       (348,250)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                    16,257         113,420
         Cumulative cash distributions        (9,747,823)     (9,651,276)
                                                 976,319       1,170,029
           Total partners' equity accounts       626,093         821,779

           Total liabilities and partners'
             equity                          $   795,552     $   991,268
                                              ==========      ==========




                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                  For the Quarters Ended March 31, 1997 and 1996

                                         1997             1996
     Revenue:
       Rental income                 $    2,625       $   50,130
       Interest income                      600            4,235
       Gain on sale of
         investment property                  -          298,650

          Total revenue                   3,225          353,015

     Expenses:
       Depreciation                      91,176          131,931
       General and administrative         9,560          158,672
          Total expenses                100,736          290,603


     Net income                      $  (97,511)      $   62,412
                                      =========        =========





                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                                   (Unaudited)
                  For the Quarters ended March 31, 1996 and 1995

                                                      1997         1996

     Cash flows from operating activities:
       Net income                                 $  (97,511)  $   62,412
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization              91,176      131,931
           Gain on sale of investment
             property                                      -     (298,650)

       Changes in assets and liabilities:
         Receivables                                       -       51,579
         Due to affiliates                               (90)      (2,850)
         Accounts payable                                 60        4,735
         Unearned rental revenue                           -        6,113
           Net cash provided by operating
           activities                                 (6,365)     (44,730)

     Cash flows from investing activities:
       Disposition of investment property                  -      314,260

     Cash flows from financing activities:
       Cash distribution to Partners                 (98,174)    (126,045)

     Net increase in cash and
       cash equivalents                             (104,539)     143,485

     Cash and cash equivalents at
       beginning of period                           156,932      386,282

     Cash and cash equivalents at end of
       period                                     $   52,393   $  529,767
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

         Investment Property

         Investment property consists primarily of aircraft and mining equipment. At March 31, 1997 and December 31, 1996, the Partnership owned investment property, with a depreciable cost basis of $4,363,083. The depreciable cost basis at March 31, 1997 and December 31, 1996, includes acquisition fees of $197,489 which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

     Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at March 31, 1997 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. There were no operating leases existing as of March 31, 1997.

     (3) Related Party Transactions

            Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended March 31, 1997 are as follows:

            Management fees                                $     81
            Reimbursable operating expenses                   4,755

                                                           $  4,836
                                                            =======

            At March 31, 1997, the following costs were due to the General Partner or affiliates:

            Management fees                                $     44
            Reimbursable operating expenses                   1,784

                                                           $  1,828
                                                            =======

                  Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources
          The Partnership believes it has sufficient liquidity to pay operating expenses. As of March 31, 1997, there were no leases in effect. The Partnership has $52,393 of cash available from which future operating expenses may be funded. The Partnership believes that it is more likely than not that the remaining equipment will be sold rather than leased and the Partnership liquidated. Although the Partnership does not know when this will occur, it is possible it may occur during 1997.

     Partnership Operations
          Rental income for the quarter was $2,265; down $47,505 from the first quarter of 1996 due to the sale of investment property and lease expirations. A Fokker F-27 aircraft has been off lease since October, 1994. To reduce the net book value of the aircraft to its estimated market value, the Partnership has recorded an allowance of $900,000. The Partnership's final lease for construction equipment ended February 15, 1997 and it is being remarketed.

          Depreciation expense for the quarter was $91,176, down $40,755 from the first quarter of 1996 due to the sale of $1.8 million in equipment since the first quarter of 1996. General and administrative expense was $9,560 for the quarter; down $149,112 from last year due to an decrease in aircraft maintenance expense.

          As mentioned above, it is possible the Partnership may sell the remaining equipment and cease operations during 1997.

                  Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Cash from Operations and Distributable Cash from Operations
          Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended March 31, 1997 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $    2,625
           Cash from sales                                         -
           Interest income                                       600
              Total cash inflow                                3,225

           Operating expenses                                 (9,479)
           Cash from operations                               (6,254)

           Reserve for distributions and operations            6,335
           Partnership management fee                            (81)

              Distributable cash from operations          $        -
                                                           =========

     Allocation of Distributable Cash from Operations and Sales:

          There is no distributable cash from operations and sales for the first quarter of 1997.

          On February 28, 1997, the cash distributions for the fourth quarter of 1996 in the amount of $96,548 were made to the Limited Partners of record on December 31, 1996.

                  Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                                Equipment Summary
                                   (Unaudited)


                                                      Acquisition
     Equipment Description                                Cost
     Aircraft                                         $ 4,222,717
     Heavy Duty Equipment                                 140,366

                                                      $ 4,363,083
                                                       ==========

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


                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                   (Registrant)


                              By: /s/ Michael D. Strohm
                                  Michael D. Strohm, as Executive Vice
                                  President, and Assistant Treasurer
                                  of the General Partner

                              Date:     May 27, 1997



                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President,
                                  Treasurer and Director of the General
                                  Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:     May 27, 1997