Form 10-Q
period 1997-06-30
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1997-08-28
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
             June 30, 1997                          33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - June 30, 1997 and
            December 31, 1996                                       3

            Statements of Income for the Quarters and Six
            Months Ended June 30, 1997 and 1996                     4

            Statements of Cash Flow for the Six Months Ended
            June 30, 1997 and 1996                                  5

            Notes to Financial Statements                         6-8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                                June 30,     December 31,
                                                  1997           1996
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $ 4,363,083     $ 4,363,083
       Less accumulated depreciation           2,811,101       2,628,747
       Less allowance for loss on
         investment property                     900,000         900,000
       Investment property, net                  651,982         834,336
     Cash and cash equivalents                    42,288         156,932

           Total assets                      $   694,270     $   991,268
                                              ==========      ==========

     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $       649     $     1,918
       Accounts payable                              764             705
       Deferred gain on sale of asset            166,866         166,866

           Total liabilities                     168,279         169,489

     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    34,950          35,286
         Cumulative cash distributions          (386,163)       (384,536)
                                                (350,213)       (348,250)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                   (83,857)        113,420
         Cumulative cash distributions        (9,747,824)     (9,651,276)
                                                 876,204       1,170,029
           Total partners' equity accounts       525,991         821,779

           Total liabilities and partners'
             equity                          $   694,270     $   991,268
                                              ==========      ==========







                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)


                              Six Months Ended          Quarter Ended
                                  June 30                  June 30
                               1997         1996       1997        1996

     Revenue:
       Rental income        $   2,625   $  66,813   $       -   $  16,682
       Interest income            628      14,642          28      10,407
       Gain (loss) on sale
         of investment
         property                   -      48,907           -    (249,743)
          Total revenue         3,253     130,362          28    (222,654)

     Expenses:
       Depreciation           182,355     226,745      91,177      94,814
       General and
         administrative        18,511     171,617       8,953      12,944
          Total expenses      200,866     398,362     100,130     107,758


     Net loss               $(197,613)  $(268,000)  $(100,102)  $(330,412)
                             ========    ========    ========    ========





















                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                 For the Six Months ended June 30, 1997 and 1996

                                                         1997         1996

     Cash flows from operating activities:
       Net income (loss)                            $  (197,613)  $  (268,000)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization                182,355       226,745
           Gain on sale of investment property                -       (48,907)
           Provision for loss on
             investment property                              -             -

       Changes in assets and liabilities:
         Receivables                                          -        87,664
         Due to affiliates                               (1,269)       (3,751)
         Accounts payable                                    59        20,943
         Unearned rental income                               -         4,814
           Net cash provided by operating
             activities                                 (16,468)       19,508

     Cash flows from investing activities:
       Disposition of investment property                     -       825,460

     Cash flows from financing activities:
       Cash distribution to Partners                    (98,175)     (455,813)

     Net increase (decrease) in cash and
       cash equivalents                                (114,643)      389,155

     Cash and cash equivalents at
       beginning of period                          $   156,932   $   386,282

     Cash and cash equivalents at end of
       period                                       $    42,289   $   775,437
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

         Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. Special allocations of taxable income may be required to reduce or eliminate the deficit account balances of Partners according to Treasury Regulations and the partnership agreement. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership).

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

         Investment Property

         Investment  property  consists primarily of  aircraft,  and  mining equipment. At June 30, 1997 and December 31, 1996, the Partnership owned investment property, with a depreciable cost basis of $4,363,083. The depreciable cost basis at June 30, 1997 and December 31, 1996, includes acquisition fees of $197,489, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at June 30, 1997 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)

     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. There were no operating leases existing as of June 30, 1997.

     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended June 30, 1997 are as follows:

         Reimbursable operating expenses                  $4,755

          At June 30, 1997, the following costs were due to the General Partner or affiliates:

         Reimbursable operating expenses                    $649

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources
          The Partnership believes it has sufficient liquidity to pay operating expenses. As of June 30, 1997, there were no leases in effect. The Partnership has $42,288 of cash available from which future operating expenses may be funded. The Partnership believes that it is more likely than not that the remaining equipment will be sold rather than leased and the Partnership liquidated. Although the Partnership does not know when this will occur, it is possible it may occur during 1997.


     Partnership Operations

        Due to the sale of investment property and lease expirations there was no rental income for the second quarter of 1997; a decrease of $16,682 from the second quarter of 1996 . A Fokker F-27 aircraft with an original cost basis of $4.2 million has been off lease since October, 1994. To reduce the net book value of the aircraft to its estimated market value, the Partnership recorded an allowance of $900,000. The Partnership's final lease for construction equipment ended February 15, 1997 and it is being remarketed.

        Depreciation expense for the quarter was $91,000, down $3,000 from the second quarter of 1996 due to the sale of equipment. General and administrative expense was $9,000 for the quarter; down $4,000 from last year.

        As of the end of the quarter, there were no leases in effect. The Partnership believes it is more likely than not that the remaining equipment will be sold rather than leased. When it is sold, Partnership operations will cease and the remaining cash will be distributed. Although it is not known when this will occur, it is possible it may occur in 1997.

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Cash from Operations and Distributable Cash from Operations

        Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended June 30, 1997 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $      -
           Cash from sales                                       -
           Interest income                                      28
              Total cash inflow                                 28

           Operating expenses                               (8,953)
              Cash from operations                          (8,925)

           Reserve for distributions and operations          8,925
           Partnership management fee                            -

              Distributable cash from operations          $      -
                                                           =======


     Allocation of Distributable Cash from Operations and Sales:

     There is no distributable cash from operations and sales for the second quarter of 1997.

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

                              Date:   August 25, 1997



                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, President, Treasurer
                                  Director of the General Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:   August 25, 1997