Form 10-Q
period 1997-09-30
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1997-11-26
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
           September 30, 1997                       33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - September 30, 1997 and
            December 31, 1996                                       3

            Statements of Income for the Quarters and Nine
            Months Ended September 30, 1997 and 1996                4

            Statements of Cash Flow for the Nine Months Ended
            September 30, 1997 and 1996                             5

            Notes to Financial Statements                         6-8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                             September 30,   December 31,
                                                  1997           1996
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $   140,365     $ 4,363,083
       Less accumulated depreciation             130,910       2,628,747
       Less allowance for loss on
         investment property                           -         900,000
       Investment property, net                    9,455         834,336
     Cash and cash equivalents                   410,107         156,932
     Rents and other receivables                     338               -

           Total assets                      $   419,900     $   991,268
                                              ==========      ==========

     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $       999     $     1,918
       Accounts payable                              337             705
       Deferred gain on sale of asset                  -         166,866

           Total liabilities                       1,336         169,489

     Partners' Equity:
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    34,950          35,286
         Cumulative cash distributions          (386,163)       (384,536)
                                                (350,213)       (348,250)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                  (191,284)        113,420
         Cumulative cash distributions        (9,747,824)     (9,651,276)
                                                 768,777       1,170,029
           Total partners' equity accounts       418,564         821,779

           Total liabilities and partners'
             equity                          $   419,900     $   991,268
                                              ==========      ==========







                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Nine Months
                        Ended September 30, 1997 and 1996

                                Nine Months Ended         Quarter Ended
                                  September 30             September 30
                                 1997        1996       1997       1996

     Revenue:
       Rental income          $   2,625  $  76,772   $       -  $   9,959
       Interest income            1,387     21,906         759      7,264
       Gain on sale of
         investment property    (53,413)    90,433     (53,413)    41,526
          Total revenue         (49,401)   189,111     (52,654)    58,749

     Expenses:
       Depreciation             229,335    319,152      46,980     92,406
       General and
         administrative          26,304    182,073       7,793     10,457
          Total expenses        255,639    501,225      54,773    102,863


     Net income              $(305,040)  $(312,114)  $(107,427) $ (44,114)
                              ========   ========    ========   ========





















                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
              For the Nine Months ended September 30, 1997 and 1996

                                                       1997        1996

     Cash flows from operating activities:
       Net income                                 $  (305,040) $  (312,114)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization              229,335      319,152
           Gain on sale of investment property      1,120,279      (90,433)
           Provision for loss on
             investment property                     (900,000)           -
           Deferred gain on sales of investment
             property                                (166,866)           -

       Changes in assets and liabilities:
         Receivables                                     (338)     132,242
         Prepaid insurance                                  -            -
         Due to affiliates                               (919)      (3,312)
         Accounts payable                                (368)     (38,514)
         Due to Pershing Lease Income Limited
           Partnership                                      -       25,102
           Net cash provided by operating
             activities                               (23,917)      32,123

     Cash flows from investing activities:
       Disposition of investment property             375,267      878,782

     Cash flows from financing activities:
       Cash distribution to Partners                  (98,175)  (1,017,630)

     Net increase (decrease) in cash and
       cash equivalents                               253,175     (106,725)

     Cash and cash equivalents at
       beginning of period                        $   156,932  $   386,282

     Cash and cash equivalents at end of
       period                                     $   410,107  $   279,557
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

         Investment Property

         At September 30, 1997 and December 31, 1996, the Partnership owned investment property, with a depreciable cost basis of $140,365 and $4,363,083, respectively. Investment property at September 30, 1997 consisted of mining equipment. At December 31, 1996 investment property also included an aircraft. The depreciable cost basis at September 30, 1997 and December 31, 1996, includes acquisition fees of $6,365 and $197,849, respectively, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

         Organization Costs

         Organization costs consist of legal and related costs to form the Partnership and are being amortized over a five year period on a straight-line basis.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at September 30, 1997 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)

     (2) Leases

         The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. There were no operating leases existing as of September 30, 1997.

     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended September 30, 1997 are as follows:

         Reimbursable operating expenses                  $2,546

          At September 30, 1997, the following costs were due to the General Partner or affiliates:

         Reimbursable operating expenses                  $  999

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Partnership Operations

        Due to the sale of investment property and lease expirations there was no rental income for the third quarter of 1997; a decrease of $9,959 from the third quarter of 1996. The Partnership's final lease for construction equipment ended February 15, 1997 and it is being remarketed. The Partnership sold the Fokker F-27 aircraft that it owned on September 17, 1997. The proceeds from the sale were $375,000.

        Depreciation expense for the quarter was $49,980, down $42,426 from the third quarter of 1996 due to the sale of $4.2 million in equipment. General and administrative expense was $7,793 for the quarter; down $2,664 from last year.

        As of September 30, 1997, there were no leases in effect. The Partnership has a mining shovel remaining that is being marketed. The Partnership believes that it is more likely than not that the remaining equipment will be sold rather than leased and the Partnership liquidated. Although the Partnership does not know when this will occur, it is possible it may occur during 1997.

     Liquidity and Capital Resources

        At September 30, 1997 the Partnership had sufficient cash to pay operating expenses. As discussed above, the last piece of equipment is being marketed. When it is sold, the Partnership plans to cease operations and make its final cash distribution to the limited partners.

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Cash from Operations and Distributable Cash from Operations

        Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended September 30, 1997 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $      -
           Cash from sales                                 375,267
           Interest income                                     759
              Total cash inflow                            376,026

           Operating expenses                               (7,793)
              Cash from operations                         368,233

           Reserve for distributions and operations          7,240
           Partnership management fee                            -

              Distributable cash from operations          $375,473
                                                           =======


     Allocation of Distributable Cash from Operations and Sales:

                               Operations       Sales       Total
         Limited Partners       $    196      $371,514    $371,710
         General Partner              10         3,753       3,763

                                $    206      $375,267    $375,473
                                 =======       =======     =======

                  Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                                Equipment Summary
                                   (Unaudited)


                                                      Acquisition
     Equipment Description                                Cost
     Heavy Duty Equipment                                $140,365

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

                              Date:   November 24, 1996



                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, President, Treasurer
                                  Director of the General Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:   November 24, 1996