Form 10-K
period 1997-12-31
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1998-03-31
CIK 847582

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-K


     Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]
     For the Fiscal Year ended December 31, 1997


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

                                      Part I


     Item 1.  Business

     Pershing Lease Income Limited Partnership II (the "Partnership") is a limited partnership organized under the provisions of the Missouri
     Revised Uniform Limited Partnership Act on February 24, 1989. As of December 31, 1997, the Partnership consisted of a General Partner and 1,258 Limited Partners owning 24,137 Units of limited partnership interest of $500 each (the "Units"), except that employees of the Gen-eral Partner and employees and securities representatives of the affil-iates purchased Units for a net price of $460 per Unit, and the Part-nership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing July 10, 1989, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10 of this Report, the General Partner is Waddell & Reed Leasing, Inc., a Missouri corpora-tion.

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

     Total equipment purchased through December 31, 1997 was $12,280,663 including acquisition fees. The Partnership has sold $12,140,298 of equipment as of December 31, 1997 leaving $140,365 invested in equip-ment. At the end of 1997, there were no leases in effect. The acqui-sition of the equipment is described more fully in Item 2 of this Report and Notes 1 and 2 to the financial statements included in Item 8.

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

     The Partnership owned two primary types of equipment during 1997; (1) aircraft; and (2) mining equipment and leased the equipment to corpora-tions under operating leases. Rental income generated in 1997 from the two equipment types was $0, and $2,625, respectively.

     Item 2.  Properties.

     At December 31, 1997, the Partnership owned one piece of mining equip-ment, with an original cost basis of $140,365. All purchases of capital equipment were subject to a 4.75% acquisition fee paid to the General Partner.




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




     Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     Part II


     Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

     (a)  Market Information

     The Partnership's outstanding securities consist of Units of Limited Partnership Interest ("Units) which were sold for $500 each. As of December 31, 1997, 24,137 Units had been sold to the public at a price of $500 per Unit (except for 97 Units which were sold for a net price of $460 per Unit to employees of affiliates of the General Partner and is securities representatives of its affiliates).

     There is no public market for the Units, and it is not anticipated that such a public market will develop.

     (b)  Approximate Number of Security Holders

                            Number of                Number of Units
                           Unit holders                    as of
     Title of Class      as of 12/31/97                  12/31/97
     Units of Limited
     Partnership
     Interest                 1,258                       24,137

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

                    Distributions             Distributions
                        To The                    To The
                  Limited Partners           General Partner
         1990       $  701,096                 $  36,900
         1991        1,266,166                    66,640
         1992        1,274,433                    67,076
         1993        1,274,434                    67,075
         1994        1,593,042                    83,844
         1995        2,437,837                    46,427
         1996        1,104,268                    16,574
         1997          468,258                     5,390

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


                              As of and      As of and       As of and
                               for the        for the         for the
                             Year Ended      Year Ended      Year Ended
                              12/31/97        12/31/96        12/31/95
     Operating Data
       Rental Income        $     2,625    $    82,022      $   592,831
       Interest Income            4,865         23,559           54,233
       Net Loss                 321,124        628,023          134,521

     Balance Sheet Data
       Cash and Cash
         Equivalents             22,453        156,932          386,282
       Investment
         Property,net             6,322        834,336        2,335,669
       Total Assets              28,775        991,268        2,860,556
       Partners' Equity          27,007        821,779        2,570,644


      Per Unit Data                1997           1996             1995

        Net Loss                 $13.61         $25.76          $  5.52

        Distribution              19.40          45.75           101.00

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

     Results of Operation

     For the years ended December 31, 1997 and 1996 and 1995 net loss was $321,124, $628,023, and $134,521, respectively, and net loss per lim-ited partnership unit was $13.61, $25.76, and $5.52, respectively.

     Total revenue for the year ended December 31, 1997 was $(46,189), $38,046 less than 1996 due to a loss on the sale of equipment, lower rental income and interest income. Depreciation expense for 1997 was $232,468, a decrease of $196,821 due to declining depreciation rates and the sale of equipment. General and administrative expenses for the period were $42,467, a decrease of $148,124 due to lower aircraft main-tenance costs and management fees.

     As of December 31, 1997, there were no leases in effect. The Partner-ship has one piece of mining equipment remaining that is being remar-keted. The Partnership believes that it is likely that the remaining equipment will be sold rather than leased and the Partnership liqui-dated.

     Total revenue for the year ended December 31, 1996 was $(8,143); down $726,056 from 1995 due to lower rental income. Depreciation expense for 1996 was about $429,289, a decreased of $307,143 due to declining depreciation and sales of equipment. General and administrative expenses for the period were $190,591, a increase of $74,589 in 1996 due to higher aircraft maintenance costs.


     Liquidity and Capital Resources

     At December 31, 1997 the Partnership had sufficient cash to pay operat-ing expenses. As discussed above, the last piece of equipment is being marketed. When it is sold, the Partnership plans to cease operations and make the final cash distribution to the limited partners.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pershing Lease Income Limited Partnership II as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                     KPMG Peat Marwick LLP


     Kansas City, Missouri
     January 30, 1998

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets
                            December 31, 1997 and 1996


       Assets                                         1997           1996
       Investment property:
         Cost                                     $   140,365    $ 4,363,083
         Less:
           Accumulated depreciation                   134,043      2,628,747
           Allowance for loss on investment                 -        900,000
             Investment property, net                   6,322        834,336
       Cash and cash equivalents                       22,453        156,932

               Total assets                       $    28,775    $   991,268
                                                   ==========     ==========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates (Note 2)               $     1,431    $     1,918
         Accounts payable                                 337            705
         Deferred gain on sale of assets                    -        166,866

             Total liabilities                          1,768        169,489

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000          1,000
           Cumulative net income                       42,776         35,286
           Cumulative cash distributions             (389,926)      (384,536)
                                                     (346,150)      (348,250)

         Limited Partners (24,137 units)
           Capital contributions, net of
             offering costs                        10,707,885     10,707,885
           Cumulative net income (loss)              (215,194)       113,420
           Cumulative cash distributions          (10,119,534)    (9,651,276)
                                                      373,157      1,170,029
             Total partners' equity                    27,007        821,779
             Total liabilities and partners'
               equity                             $    28,775    $   991,268
                                                   ==========     ==========





                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Operations
               For the Years Ended December 31, 1997, 1996 and 1995


                                            1997         1996        1995
     Revenue:
       Rental income                    $    2,625   $   82,022  $  592,831
       Interest income                       4,865       23,559      54,233
       Net gain (loss) on sale
         of equipment                      (53,679)     136,276     720,849
       Provision for loss on investment          -     (250,000)   (650,000)
          Total revenue                    (46,189)      (8,143)    717,913

     Expenses:
       Depreciation                        232,468      429,289     736,432
       General and administrative
        (Note 2)                            42,467      190,591     116,002
            Total expenses                 274,935      619,880     852,434


     Net loss                           $ (321,124)  $ (628,023) $ (134,521)
                                         =========    =========   =========

     Net loss attributable
       to Limited Partners              $ (328,614)  $ (621,743) $ (133,176)
                                         =========    =========   =========

     Net loss per Limited
       Partnership Unit                 $   (13.61)  $   (25.76) $    (5.52)
                                         =========    =========   =========







                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                          Statements of Partners' Equity
              For the  Years Ended December 31, 1997, 1996 and 1995

                                   General        Limited
                                   Partner        Partners        Total
       Partners' Equity
        (Deficit) at
         December 31, 1994       $(277,624)    $ 5,467,053    $ 5,189,429

         Net Loss                   (1,345)       (133,176)      (134,521)
         Cash Distributions        (46,427)     (2,437,837)    (2,484,264)

       Partners' Equity
        (Deficit) at
         December 31, 1995       $(325,396)    $ 2,896,040    $ 2,570,644

         Net Loss                   (6,280)       (621,743)      (628,023)
         Cash Distributions        (16,574)     (1,104,268)    (1,120,842)

       Partners' Equity
        (Deficit) at
         December 31, 1996       $(348,250)    $ 1,170,029    $   821,779

         Net Income (Loss)           7,490        (328,614)      (321,124)
         Cash Distributions         (5,390)       (468,258)      (473,648)

       Partners' Equity
        (Deficit) at
         December 31, 1997       $(346,150)    $   373,157    $    27,007
                                  ========      ==========     ==========

                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                          (A Missouri Limited Partnership)

                              Statements of Cash Flows
                For the Years Ended December 31, 1997, 1996 and 1995


                                           1997         1996         1995
Cash flows from operating activities:
  Net loss                             $  (321,124) $  (628,023) $  (134,521)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization          232,468      429,289      736,432
    Net loss (gain) on sale of
      investment property                   53,679     (136,276)    (720,849)
    Provision for loss on investment             -      250,000      650,000

  Changes in assets and liabilities:
    Receivables                                  -      138,605     (135,201)
    Prepaid insurance                            -            -          492
    Due to affiliates                         (487)      (4,609)      (9,240)
    Accounts payable                          (368)     (64,267)       5,339
    Unearned rental income                       -            -     (101,244)
    Deferred gain on sale of assets              -      (51,547)      51,547
      Net cash provided by (used in)
        operating activities               (35,831)     (66,828)     342,755

Cash flows from investing activities:
    Disposition of investment
      property                             375,000      958,320    1,574,940

Cash flows from financing activities:
    Cash distributions to Partners        (473,648)  (1,120,842)  (2,484,264)

Net decrease in cash and
    cash equivalents                      (134,479)    (229,350)    (566,569)

Cash and cash equivalents at
    beginning of year                      156,932      386,282      952,851

Cash and cash equivalents at end
    of year                            $    22,453  $   156,932  $   386,282
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

         Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Any distributable cash from sales shall be distributed 99% to the Limited Partners and 1% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. In addition, spe-cial cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership.

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

                      Notes to Financial Statements, Continued
        Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and short-term investments with original maturities of less than ninety days.

         Investment Property

         Investment property consisted of aircraft and mining equipment dur-ing 1997. At December 31, 1997 and 1996, the Partnership owned invest-ment property, with a depreciable cost basis of $140,365 and $4,363,083, respectively. The depreciable cost basis as of December 31, 1997 and 1996 includes acquisition fees of $6,365 and $197,849, respectively, which were paid to the General Partner. Depreciation on investment property is provided using straight-line and accelerated methods over lives ranging from 5 to 12 years.

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

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Income for financial reporting was less than that reported for income tax purposes for the three years ended December 31, 1997, 1996 and 1995 by $1,066,866, $198,453, and $600,303, respectively. The difference between income for financial reporting and income tax purposes is prin-cipally due to depreciation, prepaid rents, and provision for loss on investment.

         Partners' equity at December 31, 1997 and 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of. Limited Partners' equity for income tax purposes was $1,383,896 as of December 31, 1997.

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued

     (2) Related Party Transactions

         Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995 are, as follows:

                                             1997        1996        1995
         Management fees                  $     81    $  4,144    $ 29,639
         Reimbursable operating expenses    19,020      22,348      22,689

                                          $ 19,101    $ 26,492    $ 52,328
                                           =======     =======     =======

       At December 31, 1997 and 1996, the following costs were due to the General Partner or affiliates:

                                             1997        1996
         Management fees                   $     -     $   186
         Reimbursable operating expenses     1,431       1,732

                                           $ 1,431     $ 1,918
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

     None.




                                     Part III


     Item 10.  Directors and Executive Officers of the Partnership.

     (a-b)  Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, the General Partner of the Partnership is Waddell & Reed Leasing, Inc. Under the Partnership Agreement, the General Partner is solely responsible for the leasing of the Partnership's equipment, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the Directors and Executive Officers of the General Partner at December 31, 1997 are as follows:


            Name                      Title                         Age

     Robert L. Hechler       President, Treasurer and Director       61
     Michael D. Strohm       Executive Vice President and
                               Assistant Treasurer                   46
     Sharon K. Pappas        Secretary and General Counsel           39
     David R. Burford        Assistant Secretary and Assistant
                               General Counsel                       40


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

     Item 11.  Executive Compensation

     (a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See Note 3 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1997, 1996 and 1995.


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

     No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 24,137 outstanding Limited Partner-ship Units as of December 31, 1997.

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

                  Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


     The General Partner has the responsibility for acquiring, financing, leasing and sale of equipment for the Partnership. The General Partner received an acquisition fee of 4.75% for acquiring equipment for the Partnership's portfolio. It also receives a management fee of 5% of gross lease rentals collected for managing the leasing and financing of the Partnership's equipment. BOT Service Corporation proposes equipment acquisitions, leases, financing and refinancing transactions, and equipment sales for the Partnership, and will oversee the operation, management and use of the equipment. BOT will receive 60% of the acquisition fee amount, 40% of all equipment management fee amounts and 100% of all subordinated remarketing fee amounts, respectively, received by the General Partner from the Partnership, and 40% of all cash distributed by the Partnership to the General Partner as its distributive share of such cash. During the years ended December 31, 1997, 1996 and 1995, the Partnership did not pay acquisition fees for those years and paid management fees of $81, $4,144, and $29,639, respectively, to the General Partner.

                Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)


                                     Part IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

                               Table of Contents

     (a)  1.  Financial Statements:                                 Page

              Independent Auditors' Report                           10
              Balance Sheets - December 31, 1997 and 1996            11
              Statements of Operations - For the Years Ended
                December 31, 1997, 1996 and 1995                     12
              Statements of Partners' Equity - For the Years
                Ended December 31, 1997, 1996 and 1995               13
              Statements of Cash Flows - For the  Years Ended
                December 31, 1997, 1996 and 1995                     14
              Notes to Financial Statements:                      15-17

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


                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                   (Registrant)



                              By:
                                  Michael D. Strohm, Executive Vice
                                  President and Assistant Treasurer
                                  of the General Partner
                                  Date:     March 30, 1998