Form 10-Q
period 1998-03-31
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1998-05-26
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
             March 31, 1998                        33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - March 31, 1998 and
            December 31, 1997                                       3

            Statements of Income for the Quarters Ended
            March 31, 1998 and 1997                                 4

            Statements of Cash Flow for the Quarters Ended
            March 31, 1998 and  1997                                5

            Notes to Financial Statements                         6-7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8

          Equipment Summary                                         8

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                               9

          Item 2.  Changes in Securities.                           9

          Item 3.  Default Upon Senior Securities.                  9

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                         9

          Item 5.  Other Information.                               9

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                     9
                   (b) Reports on Form 8-K                          9

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                               March 31,     December 31,
                                                 1998            1997
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $   140,365     $   140,365
       Less accumulated depreciation             135,608         134,043
         Investment property, net                  4,757           6,322
     Cash and cash equivalents                    18,717          22,453

           Total assets                      $    23,474     $    28,775
                                              ==========      ==========
     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $     1,503     $     1,431
       Accounts payable                              397             337

           Total liabilities                       1,900           1,768

     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                    42,802          42,776
         Cumulative cash distributions          (389,926)       (389,926)
                                                (346,124)       (346,150)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                  (220,653)       (215,194)
         Cumulative cash distributions       (10,119,534)    (10,119,534)
                                                 367,698         373,157
           Total partners' equity accounts        21,574          27,007

           Total liabilities and partners'
             equity                          $    23,474     $    28,775
                                              ==========      ==========




                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                  For the Quarters Ended March 31, 1998 and 1997

                                         1998             1997
     Revenue:
       Rental income                 $        -       $    2,625
       Interest income                       27              600

          Total revenue                      27            3,225

     Expenses:
       Depreciation                       1,565           91,176
       General and administrative         3,895            9,560
          Total expenses                  5,460          100,736


     Net income                      $   (5,433)      $  (97,511)
                                      =========        =========





                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                                   (Unaudited)
                  For the Quarters ended March 31, 1998 and 1997

                                                      1998         1997

     Cash flows from operating activities:
       Net income                                 $   (5,433)  $  (97,511)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization               1,565       91,176

       Changes in assets and liabilities:
         Due to affiliates                                72          (90)
         Accounts payable                                 60           60
           Net cash provided by operating
           activities                                 (3,736)      (6,365)

     Cash flows from investing activities:
       Disposition of investment property                  -            -

     Cash flows from financing activities:
       Cash distribution to Partners                       -      (98,174)

     Net increase in cash and
       cash equivalents                               (3,736)    (104,539)

     Cash and cash equivalents at
       beginning of period                            22,453      156,932

     Cash and cash equivalents at end of
       period                                     $   18,717   $   52,393
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

         Investment Property

         Investment property consists of mining equipment. At March 31, 1998 and December 31, 1997, the Partnership owned investment property, with a depreciable cost basis of $140,365. The depreciable cost basis at March 31, 1998 and December 31, 1997, includes acquisition fees of $6,365 which were paid to the General Partner. Depreciation on invest-ment property is provided using an accelerated method over a 7 year life.

     Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at March 31, 1998 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.


     (2) Related Party Transactions

            Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended March 31, 1998 are as follows:

            Reimbursable operating expenses                $2,705


            At March 31, 1998, the following costs were due to the General Partner or affiliates:

            Reimbursable operating expenses                $1,504

                   Pershing Lease Income Limited Partnership II
                         (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Partnership Operations
          Due to the sale of investment property and lease expirations there was no rental income for the first quarter of 1998; a decrease of $2,625 from the of 1997. The Partnership's final lease for mining equipment ended February 15, 1997 and it is being remarketed.

          Depreciation expense for the quarter was $1,565, down $89,611 from the first quarter of 1997 due to the sale of $4.2 million in equipment in 1997. General and administrative expense was $3,895 for the quarter; down $5,665 from last year due to an decrease in aircraft maintenance expense.

          As mentioned above, it is possible the Partnership may sell the remaining equipment and cease operations during 1998.

     Cash from Operations and Distributable Cash from Operations
          Shown below is the calculation of Cash from Operations and Dis-tributable Cash from Operations for the quarter ended March 31, 1998 as defined by Section 17 of the Amended Agreement of Limited Partner-ship:

           Rental income                                  $        -
           Cash from sales                                         -
           Interest income                                        27
              Total cash inflow                                   27

           Operating expenses                                 (3,895)
           Cash from operations                               (3,868)

           Reserve for distributions and operations            3,868
           Partnership management fee                              -

              Distributable cash from operations          $        -
                                                           =========

     Allocation of Distributable Cash from Operations and Sales:

          There was no first quarter distribution made to the Limited Part-ners of record on December 31, 1997.



                                                      Acquisition
     Equipment Description                                Cost
     Heavy Duty Equipment                                 140,366

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

                              Date:     May 26, 1998



                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President,
                                  Treasurer and Director of the General
                                  Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:     May 26, 1998