Form 10-Q
period 1998-06-30
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1998-08-13
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
             June 30, 1998                          33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheets - June 30, 1998 and
            December 31, 1997                                       3

            Statements of Income for the Three Months and Six
            Months Ended June 30, 1998 and 1997                     4

            Statements of Cash Flow for the Six Months Ended
            June 30, 1998 and 1997                                  5

            Notes to Financial Statements                         6-7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-9


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              10

          Item 2.  Changes in Securities.                          10

          Item 3.  Default Upon Senior Securities.                 10

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        10

          Item 5.  Other Information.                              10

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    10
                   (b) Reports on Form 8-K                         10

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                                June 30,     December 31,
                                                  1998           1997
     Assets                                   (Unaudited)
     Investment Property:
       Cost                                  $   140,365     $   140,365
       Less accumulated depreciation             138,737         134,043
       Investment property, net                    1,628           6,322
     Cash and cash equivalents                    74,250          22,453

           Total assets                      $    75,878     $    28,775
                                              ==========      ==========

     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                     $     2,442     $     1,431
       Accounts payable                            1,537             337

           Total liabilities                       3,979           1,768

     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                      1,000           1,000
         Cumulative net income                   102,994          42,776
         Cumulative cash distributions          (389,926)       (389,926)
                                                (285,932)       (346,150)

       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                     10,707,885      10,707,885
         Cumulative net income                  (230,520)       (215,194)
         Cumulative cash distributions       (10,119,534)    (10,119,534)
                                                 357,831         373,157
           Total partners' equity accounts        71,899          27,007

           Total liabilities and partners'
             equity                          $    75,878     $    28,775
                                              ==========      ==========







                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)


                              Six Months Ended         Three Months Ended
                                  June 30                  June 30
                               1998         1997       1998        1997

     Revenue:
       Rental income        $  60,172   $   2,625   $  60,172   $       -
       Interest income             46         628          19          28
          Total revenue        60,218       3,253      60,191          28

     Expenses:
       Depreciation             4,695     182,355       3,130      91,177
       General and
         administrative        10,631      18,511       6,736       8,953
          Total expenses       15,326     200,866       9,866     100,130


     Net (loss) income      $  44,892   $(197,613)  $  50,325   $(100,102)
                             ========    ========    ========    ========





















                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                                   (Unaudited)

                                                       For the Six Months
                                                          Ended June 30,
                                                         1998         1997

     Cash flows from operating activities:
       Net income (loss)                            $    44,892   $  (197,613)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization                  4,694       182,355

       Changes in assets and liabilities:
         Due to affiliates                                1,011        (1,269)
         Accounts payable                                 1,200            59
           Net cash provided by (used in)
             operating activities                        51,797       (16,468)

     Cash flows from financing activities:
       Cash distribution to Partners                          -       (98,175)

     Net increase (decrease) in cash and
       cash equivalents                                  51,797      (114,643)

     Cash and cash equivalents at
       beginning of period                          $    22,453   $   156,932

     Cash and cash equivalents at end of
       period                                       $    74,250   $    42,289
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

         Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. Special allocations of taxable income may be required to reduce or eliminate the deficit account balances of Partners according to Treasury Regulations and the partnership agreement. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership.

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

         Investment Property

         At June 30, 1998 and December 31, 1997, the Partnership owned mining equipment, with a depreciable cost basis of $140,365. The depreciable cost basis at June 30, 1998 and December 31, 1997, includes acquisition fees of $6,365, which were paid to the General Partner. Depreciation on investment property is provided using an accelerated method. The equipment is being marketed for sale.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at June 30, 1998 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.


     (2) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended June 30, 1998 are as follows:

         Reimbursable operating expenses                  $4,007

          The following costs were due to affiliates as of June 30, 1998.

         Reimbursable operating expenses                   $2,442

     (3) Subsequent Event

           Proceeds from the sale of the last piece of equipment that the Partnership owned in the amount of $22,500 were received on July 31, 1998.

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



     Partnership Operations

        Rental  income  for  the  second quarter of  1998  was  $60,172,  as
     compared to no rental income for the same period in 1997.   The rental
     income represents past due rents that were received as the result of the Partnership's claim against the assets of a lessee that filed for
     bankruptcy  in 1993.   Rental income for the first six months of  1998
     was $60,172, an increase of $57,547 over 1997.

        Depreciation expense for the second quarter of 1998 was $3,130, a decrease of $88,047 from the same period in 1997 due to the sale of equipment. Depreciation for the first six months of 1998 was $4,695, a decrease of $177,660. General and administrative expense was $6,736 for the second quarter of 1998; a decrease of $2,217 from last year due to lower aircraft maintenance expense and accounting fees. General and administrative expense for the first six months of 1998 was $10,631, a decrease of $7,880 from the same period in 1997 due to lower accounting fees and aircraft maintenance.

        Proceeds from the sale of the Partnership's last piece of equipment in the amount of $22,500 were received on July 31, 1998. As a result, the Partnership plans to make its final distribution of cash and cease operations by December 31, 1998.

               Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Cash from Operations and Distributable Cash from Operations

        Shown below is the calculation of Cash from Operations and Distributable Cash from Operations for the quarter ended June 30, 1998 as defined by Section 17 of the Amended Agreement of Limited
     Partnership:

           Rental income                                  $ 60,172
           Cash from sales                                       -
           Interest income                                      19
              Total cash inflow                             60,191

           Operating expenses                               (6,736)
              Cash from operations                          53,455

           Reserve for distributions and operations         53,455
           Partnership management fee                            -

              Distributable cash from operations          $      -
                                                           =======



         There were no distributions made to the Limited Partners of record on March 31,1998.


     Equipment Summary

                                                      Acquisition
     Equipment Description                                Cost
       Construction/Mining                              $140,365

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

     Item 4.  Submission of Matters to a Vote of Security Holders.

              Not applicable.

     Item 5.  Other Information.

              The Partnership disposed of the last of its equipment on July 31, 1998. This equipment consisted of mining equipment for which the Partnership received $22,500 from an unrelated third party. The Partnership plans to make its final distribution of cash and cease operations by December 31, 1998.

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

                      PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                      (Registrant)

                                 By:
                                    Michael D. Strohm, as Executive Vice
                                    President, and Assistant Treasurer
                                    of the General Partner

                                 Date:    August 13, 1998



                                 By:
                                   Robert L. Hechler, President, Treasurer
                                   Director of the General Partner
                                   (Principle Accounting and Financial
                                    Officer)

                                 Date:    August 13, 1998