Form 10-Q
period 1998-09-30
PERSHING LEASE INCOME LIMITED PARTNERSHIP II
filed 1998-11-13
CIK 847582

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
           September 30, 1998                      33-27782



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                Table of Contents


          Part I - Financial Information

Item 1.   Financial Statements:                                  Page

            Balance Sheets - September 30, 1998 and
            December 31, 1997                                       3

            Statements of Income for the Quarters and Nine
            Months Ended September 30, 1998 and 1997                4

            Statements of Cash Flow for the Nine Months Ended
            September 30, 1998 and 1997                             5

            Notes to Financial Statements                         6-7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-9


          PART II - OTHER INFORMATION

          Item 5.  Other Information.                              10

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    10
                   (b) Reports on Form 8-K                         10

          Signatures                                               11

     Part 1. Financial Information
     Item 1. Financial Statements

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                                  Balance Sheets

                                           September 30,     December 31,
                                               1998              1997
                                           ------------     ------------
                                            (Unaudited)
     Assets
     Investment Property:
       Cost                                $          -     $    140,365
       Accumulated depreciation                       -         (134,043)
                                           ------------     ------------
       Investment property, net                       -            6,322
     Cash and cash equivalents                   92,519           22,453
                                           ------------     ------------
           Total assets                    $     92,519     $     28,775
                                           ============     ============

     Liabilities and Partners' Equity
     Liabilities:
       Due to affiliates                   $      1,502      $     1,431
       Accounts payable                               -              337
                                           ------------     ------------
           Total liabilities                      1,502            1,768
                                           ------------     ------------
     Partners' Equity (Deficit):
       General Partner:
         Capital contribution                     1,000            1,000
         Cumulative net income                  124,900           42,776
         Cumulative cash distributions         (389,926)        (389,926)
                                           ------------     ------------
                                               (264,026)        (346,150)
                                           ------------     ------------
       Limited Partners (24,137 units):
         Capital contributions, net of
           offering costs                    10,707,885       10,707,885
         Cumulative net income                 (233,308)        (215,194)
         Cumulative cash distributions      (10,119,534)     (10,119,534)
                                           ------------     ------------
                                                355,043          373,157
                                           ------------     ------------
           Total partners' equity accounts       91,017           27,007
                                           ------------     ------------
           Total liabilities and partners'
             equity                        $     92,519     $     28,775
                                           ============     ============


                 See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Nine Months
                        Ended September 30, 1998 and 1997


                               Nine Months Ended       Quarter Ended
                                 September 30           September 30
                            ----------------------  -------------------
                               1998         1997       1998        1997
                               ----         ----       ----        ----
   Revenue:
     Rental income           $ 60,172   $   2,625   $       -   $       -
     Interest income              755       1,387         709         759
     Gain (loss) on sale of
       investment property     21,197     (53,413)     21,197     (53,413)
                             --------   ---------   ---------   ---------
        Total revenue          82,124     (49,401)     21,906     (52,654)
                             --------   ---------   ---------   ---------
   Expenses:
     Depreciation               5,019     229,335         325      46,980
     General and
       administrative          13,095      26,304       2,464       7,793
                             --------   ---------   ---------   ---------
     Total expenses            18,114     255,639       2,789      54,773
                             --------   ---------   ---------   ---------
   Net (loss) income         $ 64,010   $(305,040)  $  19,117   $(107,427)
                             ========   =========   =========   =========

                    See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                         (A Missouri Limited Partnership)

                             Statements of Cash Flows
                                   (Unaudited)
              For the Nine Months ended September 30, 1998 and 1997


                                                         1998         1997
                                                         ----         ----
     Cash flows from operating activities:
       Net income (loss)                            $    64,010   $  (305,040)
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation and amortization                  5,019       229,335
           (Gain) loss on sale of investment
             property                                   (21,197)    1,120,279
           Provision for loss on
             investment property                              -      (900,000)
           Deferred gain on sales of investment
             property                                         -      (166,866)

       Changes in assets and liabilities:
         Receivables                                          -          (338)
         Due to affiliates                                   71          (919)
         Accounts payable                                  (337)         (368)
                                                    -----------    ----------
           Net cash provided by (used in)
             operating activities                        47,566       (23,917)

     Cash flows from investing activities:
       Disposition of investment property                22,500       375,267

     Cash flows from financing activities:
       Cash distribution to Partners                          -       (98,175)
                                                    -----------    ----------
     Net increase in cash and cash
       equivalents                                       70,066       253,175

     Cash and cash equivalents at
       beginning of period                          $    22,453   $   156,932
                                                    -----------    ----------
     Cash and cash equivalents at end of
       period                                       $    92,519   $   410,107
                                                    ===========   ===========

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

         Investment Property

         At September 30, 1998 the Partnership had sold it's remaining equipment. At December 31, 1997, the Partnership owned mining equip-ment, with a depreciable cost basis of $140,365. The depreciable cost basis at December 31, 1997, includes acquisition fees of $6,365, which were paid to the General Partner. Depreciation on investment property is provided using an accelerated method.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at September 30, 1998 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

     (2) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended September 30, 1998 are as follows:

         Reimbursable operating expenses                  $5,080

          The following costs were due to affiliates as of September 30, 1998.

         Reimbursable operating expenses                  $1,502

     (3) Subsequent Event

          Proceeds from the sale of the last piece of equipment that the Partnership owned in the amount of $22,500 were received on July 31, 1998.

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Partnership Operations

        There was no rental income for the third quarter of 1998 and 1997. Rental income for the first nine months of 1998 was $60,172, an increase of $57,547 over 1997.

        Depreciation expense for the third quarter of 1998 was $325 a decrease of $46,655 from the same period in 1997 due to the sale of equipment. Depreciation for the first nine months of 1998 was $5,019, a decrease of $224,316. General and administrative expense was $2,464 for the third quarter of 1998; a decrease of $5,329 from last year due to lower accounting fees and aircraft maintenance expense. General and administrative expense for the first nine months of 1998 was $13,095, a decrease of $13,209 from the same period in 1997 due to lower accounting fees and aircraft maintenance.

        Proceeds from the sale of the Partnership's last piece of equipment in the amount of $22,500 were received on July 31, 1998. As a result, the Partnership plans to make its final distribution of cash and cease operations by December 31, 1998.

     Liquidity and Capital Resources

        Management believes the Partnership has sufficient cash to fund operations until it ceases operations and provide for a final cash distribution to the partners.

                 Pershing Lease Income Limited Partnership II
                        (A Missouri Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Cash from Operations and Distributable Cash from Operations

        Shown below is the calculation of Cash from Operations and Distrib-utable Cash from Operations for the quarter ended September 30, 1998 as defined by Section 17 of the Amended Agreement of Limited Partner-ship:

           Cash from sales                                  21,197
           Interest income                                     709
                                                           -------
              Total cash inflow                             21,906

           Operating expenses                               (2,464)
                                                           -------
              Cash from operations                          19,442

           Reserve for distributions and operations         19,442
           Partnership management fee                            -
                                                           -------
              Distributable cash from operations           $     -
                                                           =======

         There were no distributions made to the Limited Partners of record on June 30,1998.

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

     Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  27.1  Financial Data Schedule (electronic filing only).

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


                   PERSHING LEASE INCOME LIMITED PARTNERSHIP II
                                   (Registrant)


                              By: /s/ Michael D. Strohm
                                  ---------------------------------------------
                                  Michael D. Strohm, as Executive Vice
                                  President, and Assistant Treasurer
                                  of the General Partner

                              Date:   November 12, 1998



                              By: /s/ Robert L. Hechler
                                  ---------------------------------------------
                                  Robert L. Hechler, President, Treasurer
                                  Director of the General Partner
                                  (Principal Accounting and Financial
                                   Officer)

                              Date:   November 12, 1998